Form 10-K
period 1996-12-31
FREMONT FUNDING INC
filed 1997-03-28
CIK 894654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  [ X ] Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934.

                   For the Fiscal Year Ended December 31, 1996

                  [   ] Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934.

       For the Transition Period from ________________ to ________________

                         Commission file number 33-73508

                              Fremont Funding Inc.
                  ---------------------------------------------
                   (Originator of the Trust described herein)

                    Fremont Small Business Loan Master Trust
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          95-4398057
------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                            Identification No.)

                     2020 Santa Monica Boulevard, Suite 500
                           Santa Monica, CA 90404-2023
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (310) 315-3988
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [ X ]           No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
(See definition of affiliate in Rule 405.)    Not applicable.

                                     PART I.

     This report is filed on behalf of the Fremont Small Business Loan Master Trust (the "Trust") established pursuant to the Pooling and Servicing Agreement dated as of March 1, 1993, as supplemented by the Series A Supplement dated as of March 1, 1993, the Series B Supplement dated as of November 1, 1993, the Series 1995-1 Supplement dated as of March 1, 1995, and the Series C Supplement dated as of February 1, 1996, Amendment No. 1 to the Pooling and Servicing Agreement dated as of November 9, 1993, Amendment No. 2 to the Pooling and Servicing Agreement dated as of March 1, 1995, Amendment No. 3 to the Pooling and Servicing Agreement dated as of February 1, 1996, the Amended and Restated Variable Funding Supplement dated as of November 30, 1995 (together, the "Pooling and Servicing Agreement") by and among Fremont Funding Inc., as transferor ("Fremont Funding"), Fremont Financial Corporation, as servicer ("Fremont Financial"), and LaSalle National Bank, as trustee (the "Trustee"). All defined terms used herein and not otherwise defined shall have the meaning set forth in the Pooling and Servicing Agreement.

     The Trust has issued its $100,000,000 Variable Rate Asset Backed Certificates, Series B (the "Series B Certificates") and $135,000,000 Variable Rate Asset Backed Certificates, Series C (the "Series C Certificates"). The Trust has also issued a Variable Funding Certificate (the "Variable Funding Certificate"), the amount of which fluctuates, and in 1995 issued its $30,000,000 Subordinated Variable Rate Asset Backed Certificates, Series 1995-1 (the "Series 1995-1 Certificates"). In 1993 the Trust issued its $200,000,000 Variable Rate Asset Backed Certificates, Series A (the "Series A Certificates") which were repurchased on February 15, 1996. The Series B Certificates, Series C Certificates, Series 1995-1 Certificates and the Variable Funding Certificate represent fractional undivided interests in the Trust and are referred to collectively herein as the "Certificates."

ITEM 1.  BUSINESS.

         Not applicable.


ITEM 2.  PROPERTIES.

     The Trust has no material physical properties. The assets of the Trust include the following: (i) rights to repayment of loan advances (such rights, the "Advances") generated from time to time in portfolios of revolving commercial finance loans ("Contracts") and all monies due or to become due in payment of the Advances; (ii) the rights, but not the obligations, under each of the related Contracts; (iii) all liens, security interests and collateral for the Advances (including, but not limited to, any guarantees, agreements, documents and filings related thereto); and (iv) all proceeds of the foregoing. See also the Annual Servicer's Certificate, dated February 28, 1997 included under Item 8 and filed as Exhibit 99.1 under Item 14 hereof.


ITEM 3. LEGAL PROCEEDINGS.

     (a) The Registrant knows of no material pending legal proceedings with respect to and involving the property of the Trust, the Trustee, any custodian, The Company, the transferor or Fremont Financial, the servicer.

     (b)  Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fiscal year covered by this report to a vote of the holders of the Certificates.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

     (a) To the best of the Registrant's knowledge, there is no established public trading market for the Certificates.

     To the best of the Registrant's knowledge, as of March 26, 1997, there were six (6) holders of record of the Series B Certificates and seven (7) holders of record of the Series C Certificates.

     (b) Not applicable.


ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Annual Servicer's Certificate, dated February 28, 1997 and the Annual Report of the Servicer's Independent Accountants, dated February 28, 1997 filed as Exhibits 99.1 and 99.2 under Item 14 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Not applicable.


ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The Certificates are represented by several certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and a person acquiring an interest in a Certificate will not be entitled to receive a certificate representing such person's interest unless and until the Certificates are issued in fully registered, certificated form. Accordingly, until such time, Cede & Co. or DTC will be the holder of record of the Certificates, and all actions taken by, and all distributions, notice and other communications to, persons holding interests in the Certificates will be taken or made by DTC upon instructions from or for participants in the DTC system, who may hold interests in the Certificates directly or for benefit of others. Participants with which investors have accounts with respect to the Certificates are required to make book entry transfers corresponding to transfers recorded by DTC and receive and transmit payments and communications on behalf of such investors.

     To the best of the Registrant's knowledge, as of March 26, 1997, there were six (6) holders of record of the Series B Certificates, seven (7) holders of record of the Series C Certificates, and all of the Series A Certificates had been redeemed and canceled. In addition there was one (1) holder of record of the Series 1995-1 Certificates, one (1) holder of record of the Variable Funding Certificate and no other securities of the Registrant were outstanding.

     (b) Not applicable.

     (c) Not applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

     See Item 8 and section (c) of this Item 14 below.


     (b) Current reports on Form 8-K:

     The Trust files a current report on Form 8-K each month with the relevant Payment Date Statement attached.

     (c) Exhibits:

     Exhibit No.                             Description
     -----------             ---------------------------------------------------
     1.1+++                  Underwriting  Agreement,  dated  February  8, 1996,
                             between Fremont Funding,  Fremont Financial and the
                             Underwriter.

     1.2+++ Pricing Agreement, dated February 8, 1996, between Fremont Funding and the Underwriter.

     1.3+++                  Indemnity   Agreement,   dated  February  8,  1996,
                             between   Fremont   General   Corporation  and  the
                             Underwriter.

     4.1+ Pooling and Servicing Agreement, dated as of March 1, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.2+ Series A Supplement, dated as of March 1, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.3+ Variable Funding Supplement, dated as of March 1, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.4++ Amendment No. 1 to the Pooling and Servicing Agreement, dated as of November 9, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.5++ Series B Supplement, dated as of November 1, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.6++ Amendment No. 1 to the Variable Funding Supplement, dated as of September 1, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.7++ Amendment No. 2 to the Variable Funding Supplement, dated as of November 9, 1993,among Fremont Funding, Fremont Financial and the Trustee.

     4.8*** Amendment No. 2 to the Pooling and Servicing Agreement, dated as of March 1, 1995, among Fremont Funding, Fremont Financial and the Trustee.

     4.9*** Amendment No. 3 to the Variable Funding Supplement, dated as of March 1, 1995 among Fremont Funding, Fremont Financial and the Trustee.

     4.10*** Series 1995-1 Supplement, dated as of March 1, 1995, among Fremont Funding, Fremont Financial and the Trustee.

     4.11**** Amended and Restated Variable Funding Supplement, dated as of November 30, 1995, by and among Fremont Funding, Fremont Financial and the Trustee.

     4.12+++ Series C Supplement, dated as of February 1, 1996, among Fremont Funding, Fremont Financial and the Trustee.

     4.13+++ Amendment No. 3 to the Pooling and Servicing Agreement, dated as of February 1, 1996, among Fremont Funding, Fremont Financial and the Trustee.

     4.14+++ Repurchase notification from the Trustee to the holder of the Series A Certificates.

    99.1                     Annual Servicer's Certificate dated February 28,
                             1997.

    99.2 Annual Report of the Servicer's Independent Accountants, dated February 28, 1997.



* Previously filed with Form S-3, Registration No. 33-73508 as filed with the Securities and Exchange Commission on December 29, 1993.
** Previously filed with Amendment No. 2 to Form S-3, Registration No. 33-73508, as filed with the Securities and Exchange Commission on June 20, 1994.
*** Previously filed with Post-Effective Amendment No. 1 to Form S-3, Registration No. 33-73508, as filed with the Securities and Exchange Commission on October 23, 1995.
**** Previously filed with Post-Effective Amendment No. 2 to Form S-3, Registration No. 33-73508, as filed with the Securities and Exchange Commission on January 24, 1996.
+ Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 18, 1993.
++ Incorporated by reference to Registrant's Current Report on Form 8-K filed on November 16, 1993.
+++ Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 26, 1996.





     (d) Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    FREMONT SMALL BUSINESS LOAN MASTER TRUST

                                    By:   Fremont Funding Inc.,
                                          Originator of the Trust


                                    By:   /s/ Patrick E. Lamb
                                          --------------------------
                                          Patrick E. Lamb,
                                          Chief Financial Officer


                                  EXHIBIT INDEX


     Exhibit No.                             Description                             Page No.
     -----------             ---------------------------------------------------     --------

     1.1+++ Underwriting Agreement, dated February 8, 1996, between Fremont Funding, Fremont Financial and the
                             Underwriter.

     1.2+++                  Pricing Agreement,  dated February 8, 1996, between
                             Fremont Funding and the Underwriter.

     1.3+++                  Indemnity   Agreement,   dated  February  8,  1996,
                             between   Fremont   General   Corporation  and  the
                             Underwriter.

     4.1+                    Pooling and Servicing Agreement,  dated as of March
                             1, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.2+ Series A Supplement, dated as of March 1, 1993, among Fremont Funding, Fremont Financial and the
                             Trustee.

     4.3+                    Variable Funding  Supplement,  dated as of March 1,
                             1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.4++                   Amendment No. 1 to the Pooling and Servicing
                             Agreement, dated as of November 9, 1993, among Fremont Funding, Fremont Financial and the Trustee.

     4.5++ Series B Supplement, dated as of November 1, 1993, among Fremont Funding, Fremont Financial and the
                             Trustee.

     4.6++ Amendment No. 1 to the Variable Funding Supplement, dated as of September 1, 1993, among Fremont
                             Funding, Fremont Financial and the Trustee.

     4.7++ Amendment No. 2 to the Variable Funding Supplement, dated as of November 9, 1993,among Fremont Funding,
                             Fremont Financial and the Trustee.

     4.8***                  Amendment No. 2 to the Pooling and Servicing
                             Agreement, dated as of March 1, 1995, among Fremont
                             Funding, Fremont Financial and the Trustee.

     4.9*** Amendment No. 3 to the Variable Funding Supplement, dated as of March 1, 1995 among Fremont Funding,
                             Fremont Financial and the Trustee.

     4.10***                 Series  1995-1  Supplement,  dated  as of  March 1,
                             1995, among Fremont Funding, Fremont Financial and the Trustee.

     4.11**** Amended and Restated Variable Funding Supplement, dated as of November 30, 1995, by and among Fremont
                             Funding, Fremont Financial and the Trustee.

     4.12+++ Series C Supplement, dated as of February 1, 1996, among Fremont Funding, Fremont Financial and the
                             Trustee.

     4.13+++                 Amendment No. 3 to the Pooling and Servicing
                             Agreement, dated as of February 1, 1996, among Fremont Funding, Fremont Financial and the Trustee.

     4.14+++ Repurchase notification from the Trustee to the holder of the Series A Certificates.

    99.1                     Annual Servicer's Certificate dated February 28,
                             1997.

    99.2                     Annual Report of the Servicer's Independent
                             Accountants, dated February 28, 1997.



* Previously filed with Form S-3, Registration No. 33-73508 as filed with the Securities and Exchange Commission on December 29, 1993.
**       Previously filed with Amendment No. 2 to Form S-3, Registration  No.
         33-73508, as filed with the Securities and Exchange Commission on June
         20, 1994.
***      Previously filed with Post-Effective Amendment No. 1 to Form S-3,
         Registration  No. 33-73508, as filed with the Securities and Exchange
         Commission on October 23, 1995.
****     Previously filed with  Post-Effective  Amendment No. 2 to Form S-3,
         Registration  No. 33-73508,  as filed with the Securities and Exchange
         Commission on January 24, 1996.
+ Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 18, 1993.
++ Incorporated by reference to Registrant's Current Report on Form 8-K filed on November 16, 1993.
+++ Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 26, 1996.


