Form 10-K
period 1997-12-31
FREMONT FUNDING INC
filed 1998-03-23
CIK 894654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  [ X ] Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934.

                   For the Fiscal Year Ended December 31, 1997

                  [   ] Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934.

                  For the Transition Period from _____________ to ______________

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

                                     PART I.


     This report is filed on behalf of the Fremont Small Business Loan Master Trust (the "Trust") established pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of April 1, 1997, as supplemented by the Series 1995-1 Supplement dated as of March 1, 1995, the Series C Supplement dated as of February 1, 1996, the Series D Supplement dated as of April 1, 1997, and the Amended and Restated Variable Funding Supplement dated as of November 30, 1995 (together, the "Pooling and Servicing Agreement") by and among Fremont Funding Inc., as transferor ("Fremont Funding"), Fremont Financial Corporation, as servicer ("Fremont Financial"), and LaSalle National Bank, as trustee (the "Trustee"). All defined terms used herein and not otherwise defined shall have the meaning set forth in the Pooling and Servicing Agreement.

     The Trust has issued its $135,000,000 Variable Rate Asset Backed Certificates, Series C (the "Series C Certificates"), $100,000,000 Variable Rate Asset Backed Certificates, Series D, Class A (the "Series D Class A Certificates") and $9,260,000 Variable Rate Asset Backed Certificates, Series D, Class B (the "Series D Class B Certificates"). The Trust has also issued a Variable Funding Certificate (the "Variable Funding Certificate"), the amount of which fluctuates, and in 1995 issued its $30,000,000 Subordinated Variable Rate Asset Backed Certificates, Series 1995-1 (the "Series 1995-1 Certificates"). In March 1993 the Trust issued its $200,000,000 Variable Rate Asset Backed Certificates, Series A which were repurchased on February 15, 1996. In November 1993, the Trust issued its $100,000,000 Variable Rate Asset Backed Certificates, Series B which were repurchased on April 15, 1997. The Series C Certificates, Series D Class A Certificates, Series D Class B Certificates, Series 1995-1 Certificates and the Variable Funding Certificate represent fractional undivided interests in the Trust and are referred to collectively herein as the "Certificates."


ITEM 1.  BUSINESS.

         Not applicable.


ITEM 2.  PROPERTIES.

     The Trust has no material physical properties. The assets of the Trust include the following: (i) rights to repayment of loan advances (such rights, the "Advances") generated from time to time in portfolios of revolving commercial finance loans ("Contracts") and all monies due or to become due in payment of the Advances; (ii) the rights, but not the obligations, under each of the related Contracts; (iii) all liens, security interests and collateral for the Advances (including, but not limited to, any guarantees, agreements, documents and filings related thereto); and (iv) all proceeds of the foregoing. See also the Annual Servicer's Certificate, dated February 6, 1998 included under Item 8 and filed as Exhibit 99.1 under Item 14 hereof.

ITEM 3. LEGAL PROCEEDINGS.

     (a) The Registrant knows of no material pending legal proceedings with respect to and involving the property of the Trust, the Trustee, any custodian, Fremont Funding, the transferor or Fremont Financial, the servicer.

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

          To the best of the Registrant's knowledge, as of December 31, 1997, there were nine (9) holders of record of the Series C Certificates, thirteen
(13) holders of record of the Series D Class A Certificates and one (1) holder of record of the Series D Class B Certificates. In addition, there was one (1) holder of record of the Series 1995-1 Certificates and one (1) holder of record of the Variable Funding Certificate.

     (b) Not applicable.


ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Annual Servicer's Certificate, dated February 6, 1998 and the Annual Report of the Servicer's Independent Accountants, dated February 8, 1998 filed as Exhibits 99.1 and 99.2 under Item 14 hereof.


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

     To the best of the Registrant's knowledge, as of December 31, 1997, there were nine (9) holders of record of the Series C Certificates, thirteen (13) holders of record of the Series D Class A Certificates, one (1) holder of record of the Series D Class B Certificates, and all of the Series A Certificates and Series B Certificates have been redeemed and canceled. In addition, there was one (1) holder of record of the Series 1995-1 Certificates, one (1) holder of record of the Variable Funding Certificate and no other securities of the Registrant were outstanding.

     (b) Not applicable.

     (c) Not applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.



                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a) Documents filed as part of this report:

     See Item 8 and section (c) of this Item 14 below.


     (b) Current reports on Form 8-K:

     The Trust files a current report on Form 8-K each month with the relevant Payment Date Statement attached.

     (c) Exhibits:

               Exhibit No.                      Description
               -----------     -------------------------------------------------

                   1.1+ Underwriting Agreement, dated February 8, 1996, among Fremont Funding, Fremont Financial and Goldman, Sachs & Co. (the "Underwriter").

                   1.2+ Underwriting Agreement, dated February 8, 1996, among Fremont Funding, Fremont Financial and Goldman, Sachs & Co. (the "Underwriter").

                   1.3+        Indemnity  Agreement,  dated  February 8, 1996,
                               between  Fremont  General   Corporation  and  the
                               Underwriter.

                   1.4++       Pricing Agreement,  dated April 3, 1997, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Underwriter.

               Exhibit No.                      Description
               -----------     -------------------------------------------------

                   1.5++ Indemnity Agreement dated April 3, 1997 between Fremont General and the Underwriter

                   4.1* Series 1995-1 Supplement, dated as of March 1, 1995, among Fremont Funding, Fremont Financial and the Trustee.

                   4.2**       Amended   and   Restated   Variable   Funding
                               Supplement,  dated as of November 30, 1995, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.3+ Series C Supplement, dated as of February 1, 1996, among Fremont Funding, Fremont Financial and the Trustee.

                   4.4++ Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 1997, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.5++ Series D Supplement, dated as of April 1, 1997, among Fremont Funding, Fremont Financial and the Trustee.

                  99.1         Annual Servicer's Certificate dated February 6,
                               1998.

                  99.2 Annual Report of the Servicer's Independent Accountants, dated February 8, 1998.


--------------------------

         *        Previously filed with Post-Effective Amendment No.1 to
                  Form S-3, Registration No. 33-73508, as filed with the Securities and Exchange Commission on October 23, 1995.
         ** Previously filed with Post-Effective Amendment No. 2 to Form S-3, Registration No. 33-73508, as filed with the Securities and Exchange Commission on January 24, 1996.
         + Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 26, 1996.
         ++ Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 22, 1997.



     (d) Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    FREMONT SMALL BUSINESS LOAN MASTER TRUST

                                    By:   Fremont Funding Inc.,
                                          Originator of the Trust


                                    By:   /s/ PATRICK E. LAMB
                                          -----------------------------------
                                          Patrick E. Lamb,
                                          Senior Vice President and Treasurer


                                  EXHIBIT INDEX


               Exhibit No.                      Description                          Page No.
               -----------     -------------------------------------------------     --------


                   1.1+ Underwriting Agreement, dated February 8, 1996, among Fremont Funding, Fremont Financial and
                               Goldman, Sachs & Co. (the "Underwriter").

                   1.2+ Underwriting Agreement, dated February 8, 1996, among Fremont Funding, Fremont Financial and
                               Goldman, Sachs & Co. (the "Underwriter").

                   1.3+        Indemnity  Agreement,  dated  February 8, 1996,
                               between  Fremont  General   Corporation  and  the
                               Underwriter.

                   1.4++       Pricing Agreement,  dated April 3, 1997, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Underwriter.

                   1.5++       Indemnity Agreement dated April 3, 1997 between
                               Fremont General and the Underwriter






               Exhibit No.                      Description                          Page No.
               -----------     -------------------------------------------------     --------


                   4.1*        Series 1995-1 Supplement,  dated as of March 1,
                               1995, among Fremont Funding, Fremont Financial and the Trustee.

                   4.2**       Amended   and   Restated   Variable   Funding
                               Supplement,  dated as of November 30, 1995, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.3+        Series C  Supplement,  dated as of  February 1,
                               1996, among Fremont Funding, Fremont Financial and the Trustee.

                   4.4++       Amended and  Restated  Pooling  and  Servicing
                               Agreement,  dated  as of  April  1,  1997,  among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.5++       Series  D  Supplement,  dated  as of April 1,
                               1997, among Fremont Funding, Fremont Financial and the Trustee.

                  99.1         Annual Servicer's Certificate dated February 6,
                               1998.

                  99.2         Annual Report of the Servicer's Independent
                               Accountants, dated February 8, 1998.


--------------------------

         *        Previously filed with Post-Effective Amendment No.1 to
                  Form S-3,  Registration  No. 33-73508,  as filed with the
                  Securities and Exchange Commission on October 23, 1995.
         **       Previously filed with Post-Effective Amendment No. 2 to
                  Form S-3,  Registration  No.  33-73508,  as filed with the
                  Securities and Exchange Commission on January 24, 1996.
         +        Incorporated by reference to Registrant's Current Report on
                  Form 8-K filed on February 26, 1996.
         ++       Incorporated by reference to Registrant's Current Report on
                  Form 8-K filed on April 22, 1997.




