Form 10-K
period 1998-12-31
FREMONT FUNDING INC
filed 1999-03-31
CIK 894654

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  [ X ] Annual Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934.

                   For the Fiscal Year Ended December 31, 1998

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

                                     PART I.


     This report is filed on behalf of the Fremont Small Business Loan Master Trust (the "Trust") established pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of April 1, 1997, as amended by Amendment No. 1 dated as of November 23, 1998 and as supplemented by the Series 1995-1 Supplement dated as of March 1, 1995, the Series C Supplement dated as of February 1, 1996, the Series D Supplement dated as of April 1, 1997, and the Amended and Restated Variable Funding Supplement dated as of November 30, 1995 (together, the "Pooling and Servicing Agreement") by and among Fremont Funding Inc., as transferor ("Fremont Funding"), Fremont Financial Corporation, as servicer ("Fremont Financial"), and LaSalle National Bank, as trustee (the "Trustee"). All defined terms used herein and not otherwise defined shall have the meaning set forth in the Pooling and Servicing Agreement.


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


ITEM 1.  BUSINESS.

         Not applicable.


ITEM 2.  PROPERTIES.

     The Trust has no material physical properties. The assets of the Trust include the following: (i) rights to repayment of loan advances (such rights, the "Advances") generated from time to time in portfolios of revolving commercial finance loans ("Contracts") and all monies due or to become due in payment of the Advances; (ii) the rights, but not the obligations, under each of the related Contracts; (iii) all liens, security interests and collateral for the Advances (including, but not limited to, any guarantees, agreements, documents and filings related thereto); and (iv) all proceeds of the foregoing. See also the Annual Servicer's Certificate, dated February 12, 1999 included under Item 8 and filed as Exhibit 99.1 under Item 14 hereof.

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

          To the best of the Registrant's knowledge, as of December 31, 1998, there were ten (10) holders of record of the Series C Certificates, eight (8) holders of record of the Series D Class A Certificates and one (1) holder of record of the Series D Class B Certificates. In addition, there was one (1) holder of record of the Series 1995-1 Certificates and one (1) holder of record of the Variable Funding Certificate.

     (b) Not applicable.


ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Annual Servicer's Certificate, dated February 12, 1999 and the Annual Report of the Servicer's Independent Accountants, dated February 19, 1999 filed as Exhibits 99.1 and 99.2 under Item 14 hereof.


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

     To the best of the Registrant's knowledge, as of December 31, 1998, there were ten (10) holders of record of the Series C Certificates, eight (8) holders of record of the Series D Class A Certificates, one (1) holder of record of the Series D Class B Certificates, and all of the Series A Certificates and Series B Certificates have been redeemed and canceled. In addition, there was one (1) holder of record of the Series 1995-1 Certificates, one (1) holder of record of the Variable Funding Certificate and no other securities of the Registrant were outstanding.

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

                   4.2**       Amended   and   Restated   Variable   Funding
                               Supplement,  dated as of November 30, 1995, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.3+ Series C Supplement, dated as of February 1, 1996, among Fremont Funding, Fremont Financial and the Trustee.

                   4.4++ Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 1997, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.5++ Series D Supplement, dated as of April 1, 1997, among Fremont Funding, Fremont Financial and the Trustee.

                  99.1         Annual Servicer's Certificate dated February 12,
                               1999.

                  99.2 Annual Report of the Servicer's Independent Accountants, dated February 19, 1999.


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



                                    FREMONT SMALL BUSINESS LOAN MASTER TRUST

                                    By:   Fremont Funding Inc.,
                                          Originator of the Trust


Date:   March 30, 1999              By:   /s/ PATRICK E. LAMB
                                          -----------------------------------
                                          Patrick E. Lamb,
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

                   4.2**       Amended   and   Restated   Variable   Funding
                               Supplement,  dated as of November 30, 1995, among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.3+        Series C  Supplement,  dated as of  February 1,
                               1996, among Fremont Funding, Fremont Financial and the Trustee.

                   4.4++       Amended and  Restated  Pooling  and  Servicing
                               Agreement,  dated  as of  April  1,  1997,  among
                               Fremont  Funding,   Fremont   Financial  and  the
                               Trustee.

                   4.5++       Series  D  Supplement,  dated  as of April 1,
                               1997, among Fremont Funding, Fremont Financial and the Trustee.

                  99.1         Annual Servicer's Certificate dated February 12,
                               1999.

                  99.2         Annual Report of the Servicer's Independent
                               Accountants, dated February 19, 1999.


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




