Form 10-K
period 1999-12-31
FREMONT FUNDING INC
filed 2000-03-29
CIK 894654

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the Fiscal Year Ended December 31, 1999, and through March 16, 2000


                         Commission File Number 33-73508


                              FREMONT FUNDING INC.
                   (Originator of the Trust described herein)


                    FREMONT SMALL BUSINESS LOAN MASTER TRUST
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                          95-4398057
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


 2020 Santa Monica Boulevard, Suite 500
          Santa Monica, CA                                       90404-2023
(Address of Principal Executive Offices)                         (Zip Code)

        Registrant's Telephone Number, Including Area Code: 310 315-5500

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as a specified date within 60 days prior to the date of filing. (See
definition of affiliate in Rule 405.)    Not applicable.

================================================================================

                                     PART I

         This report is filed on behalf of the Fremont Small Business Loan Master Trust (the "Trust") established pursuant to the Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 1997, as amended by Amendment No. 1 dated as of November 23, 1998 and as supplemented by the Series 1995-1 Supplement dated as of March 1, 1995, the Series C Supplement dated as of February 1, 1996, the Series D Supplement dated as of April 1, 1997, and the Amended and Restated Variable Funding Supplement dated as of November 30, 1995 (together, the "Pooling and Servicing Agreement") by and among Fremont Funding Inc., as transferor ("Fremont Funding"), FINOVA Capital Corporation ("FINOVA") as successor by way of merger to Fremont Financial Corporation, as servicer ("Fremont Financial"), and LaSalle National Bank, as trustee (the "Trustee"). All defined terms used herein and not otherwise defined shall have the meaning set forth in the Pooling and Servicing Agreement.

         The Trust has issued its $135,000,000 Variable Rate Asset Backed Certificates, Series C (the "Series C Certificates"), $100,000,000 Variable Rate Asset Backed Certificates, Series D, Class A (the "Series D Class A Certificates") and $9,260,000 Variable Rate Asset Backed Certificates, Series D, Class B (the "Series D Class B Certificates"). The Trust has also issued a Variable Funding Certificate (the "Variable Funding Certificate"), the amount of which fluctuates, and in 1995 issued its $30,000,000 Subordinated Variable Rate Asset Backed Certificates Series 1995-1 (the "Series 1995-1 Certificates"). In March 1993 the Trust issued its $200,000,000 Variable Rate Asset Backed Certificates, Series A which were repurchased on February 15, 1996. In November 1993, the Trust issued its $100,000,000 Variable Rate Asset Backed Certificates, Series B which were repurchased on April 15, 1997. The Series C Certificates, Series D Class A Certificates, Series D Class B Certificates, Series 1995-1 Certificates and the Variable Funding Certificate represent fractional undivided interests in the Trust and are referred to collectively herein as the "Certificates."

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

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant knows of no material pending legal proceedings with respect to and involving the property of the Trust, the Trustee, any custodian, Fremont Funding, the Transferor or FINOVA, the Servicer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Certificates during 1999. Subsequent to year-end, the holders of the Certificates approved an amendment to the Trust agreement that permitted FINOVA to redeem or retire the debt in the Trust and terminate its activities during the first half of 2000. The amendment was consented to by the holders of $74 million of Series D Class A Certificates, which constituted 74% of the Series D Class A Certificates outstanding and by the holder of a $9.26 million Series D Class B Certificate, which constituted 100% of the Series D Class B Certificates outstanding. As of March 16, 2000 no Certificates of the Trust were outstanding and all activities of the Trust were terminated.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED SHAREOWNER MATTERS.

         To the best of the Registrant's knowledge, there is no established public trading market for the Certificates.

ITEM 6.  SELECTED FINANCIAL DATA.

          Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTAL DATA.

         Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

         Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

         The Certificates are represented by several certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and a person acquiring an interest in a Certificate will not be entitled to receive a certificate representing such person's interest unless and until the Certificates are issued in fully registered, certificated form. Accordingly, until such time, Cede & Co, or DTC will be the holder of record of the Certificates, and all actions taken by, and all distributions, notice and other communications to, persons holding interests in the Certificates will be taken or made by DTC upon instructions from or for participants in the DTC system, who may hold interests in the Certificates directly or for benefit of others. Participants with which investors have accounts with respect to the Certificates are required to make book entry transfers corresponding to transfers recorded by DTC and receive and transmit payments and communications on behalf of such investors.

ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

         Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) Documents filed as part of this report:

            See section (c) of this Item 14 below.

        (b) Current reports on Form 8-K:

            The Trust files a current report on Form 8-K each month with the relevant Payment Date Statement attached.

        (c) Exhibits:

        Exhibit No.                      Description
        -----------                      -----------

          1.1+      Underwriting  Agreement,   dated  February  8,  1996,  among
                    Fremont Funding, Fremont Financial and Goldman, Sachs & Co. (the "Underwriter").

          1.2+      Underwriting  Agreement,   dated  February  8,  1996,  among
                    Fremont Funding, Fremont Financial and Goldman, Sachs & Co. (the "Underwriter").

          1.3+ Indemnity Agreement, dated February 8, 1996, between Fremont General Corporation and the Underwriter.

          1.4++ Pricing Agreement, dated April 3, 1997, among Fremont Funding, Fremont Financial and the Underwriter.

          1.5++ Indemnity Agreement dated April 3, 1997 between Fremont General and the Underwriter.

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

          4.2**     Amended and Restated Variable Funding  Supplement,  dated as
                    of  November  30,  1995,  among  Fremont  Funding,   Fremont
                    Financial and the Trustee.

          4.3+ Series C Supplement, dated as of February 1, 1996, among Fremont Funding, Fremont Financial and the Trustee.

          4.4++     Amended and Restated Pooling and Servicing Agreement,  dated
                    as  of  April  1,  1997,  among  Fremont  Funding,   Fremont
                    Financial and the Trustee.

          4.5++ Series D Supplement, dated as of April 1, 1997, among Fremont Funding, Fremont Financial and the Trustee.

----------
*    Previously  filed  with  Post-Effective   Amendment  No.  1  to  Form  S-3,
     Registration No. 33-73508, as filed with the Securities and Exchange Commission on October 23, 1995.

**   Previously  filed  with  Post-Effective   Amendment  No.  2  to  Form  S-3,
     Registration No. 33-73508, as filed with the Securities and Exchange Commission on January 24, 1996.

+ Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 26, 1996.

++ Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 22, 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FREMONT SMALL BUSINESS LOAN MASTER TRUST



                                        By: Fremont Funding Inc.,
                                            Originator of the Trust



Date: March 29, 2000                    By: /s/ Bruno A. Marszowski
                                            ------------------------------------
                                             Bruno A. Marszowski
                                             Senior Vice President - Controller
                                             and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------

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

   1.5++ Indemnity Agreement dated April 3, 1997 between Fremont General and the Underwriter.

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

   4.2** Amended and Restated Variable Funding Supplement, dated as of November 30, 1995, among Fremont Funding, Fremont Financial and the Trustee.

   4.3+        Series C  Supplement,  dated as of  February  1,  1996,
               among  Fremont  Funding,   Fremont  Financial  and  the
               Trustee.

   4.4++ Amended and Restated Pooling and Servicing Agreement, dated as of April 1, 1997, among Fremont Funding, Fremont Financial and the Trustee.

   4.5++ Series D Supplement, dated as of April 1, 1997, among Fremont Funding, Fremont Financial and the Trustee.

--------

*    Previously  filed  with  Post-Effective   Amendment  No.  1  to  Form  S-3,
     Registration No. 33-73508, as filed with the Securities and Exchange Commission on October 23, 1995.

**   Previously  filed  with  Post-Effective   Amendment  No.  2  to  Form  S-3,
     Registration No. 33-73508, as filed with the Securities and Exchange Commission on January 24, 1996.

+ Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 26, 1996.

++ Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 22, 1997.